Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-C LTD
filed 1996-11-13
CIK 869684

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

                       Commission File number 33-15998-10


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C LTD.
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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                                 BALANCE SHEETS

                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       --------------      ---------------
                                                                                         Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,543       $        1,497
              Nonoperating interests income receivable                                         70,980               98,220
                                                                                       --------------       ---------------
                   Total Current Assets                                                        72,523               99,717
                                                                                       --------------       ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,500,835            3,774,862
         Less-Accumulated amortization                                                     (2,856,625)          (2,743,481)
                                                                                       --------------       --------------
                                                                                              644,210            1,031,381
                                                                                       --------------       --------------
                                                                                       $      716,733       $    1,131,098
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        3,217       $      353,320
                                                                                       --------------      ---------------

         Partners' Capital                                                                    713,516              777,778
                                                                                       --------------      ---------------
                                                                                       $      716,733       $    1,131,098
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995              1996                1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        45,952   $        26,277  $       186,488   $       121,755
   Interest income                                         19                21               45                47
                                              ---------------   ---------------  ---------------   ---------------
                                                       45,971            26,298          186,533           121,802
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        22,116            55,356          113,144           357,942
   General and administrative                           9,652            10,655           31,014            30,450
                                              ---------------   ---------------  ---------------   ---------------
                                                       31,768            66,011          144,158           388,392
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        14,203   $       (39,713) $        42,375   $      (266,590)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .39   $         (1.09) $          1.16   $         (7.29)
                                              ===============   ===============  ===============   ===============




                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                      1996                     1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       42,375          $      (266,590)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     113,144                  357,942
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                    27,240                   16,653
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   (1,924)
                                                                                ---------------         ---------------
               Net cash provided by (used in) operating activities                     182,759                  106,081
                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (38,012)                 (18,485)
    Proceeds from sale of nonoperationg interests
      in oil and gas properties                                                        312,039                      510
    Payable related to property capital costs                                         (350,103)                 (29,495)
                                                                                ---------------         ---------------
               Net cash provided by (used in) investing activities                     (76,076)                 (47,470)
                                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (106,637)                 (58,564)
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        46                       47
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,497                    1,416
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,543          $         1,463
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        6,210          $        17,368
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 75 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $732 or a slight 1 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 93 percent or $1.17/MCF and in oil prices of 50 percent or $7.11/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 42 percent and 57 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the effect of the increased gas and oil prices.

      Associated amortization expense decreased 32 percent or $10,452.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $22,788 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 53 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $53,160 or 21 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 45 percent or $.63/MCF and in oil prices of 17 percent or $2.52/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 31 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense increased 3 percent or $3,268.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $248,066 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1990-C, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer