Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-C LTD
filed 1997-08-12
CIK 869684

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                   PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                     5

            Notes to Financial Statements                                                            6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             9

PART II.    OTHER INFORMATION                                                                       11


SIGNATURES                                                                                          12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       57,293       $       41,471
              Nonoperating interests income receivable                                         50,344               46,590
                                                                                       --------------       --------------
                   Total Current Assets                                                       107,637               88,061
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,520,432            3,521,496
         Less-Accumulated amortization                                                     (2,934,298)          (2,887,376)
                                                                                       --------------       --------------
                                                                                              586,134              634,120
                                                                                       --------------       --------------
                                                                                       $      693,771       $      722,181
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,240       $       10,552
                                                                                       --------------       --------------

         Partners' Capital                                                                    690,531              711,629
                                                                                       --------------       --------------
                                                                                       $      693,771       $      722,181
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                              ---------------------------------  --------------------------------
                                                    1997               1996            1997               1996
                                              ---------------   ---------------  ---------------  ----------------
REVENUES:
   Income from nonoperating interests         $        29,281   $       102,846  $        96,583   $       140,536
   Interest income                                        606                20              990                27
                                              ---------------   ---------------  ---------------   ---------------
                                                       29,887           102,866           97,573           140,563
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        21,689            60,249           46,922            91,028
   General and administrative                           9,721            10,706           21,867            21,363
                                              ---------------   ---------------  ---------------   ---------------
                                                       31,410            70,955           68,789           112,391
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (1,523)  $        31,911  $        28,784   $        28,172
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.04)  $           .87  $           .79   $           .77
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                      1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       28,784          $        28,172
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      46,922                   91,028
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (3,754)                 (37,378)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               71,952                   81,822
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                  (37,004)
    Proceeds from sales of nonoperating interests
     in oil and gas properties                                                           1,064                  312,337
    Increase (decrease) in payable related to excess costs                              (7,312)                (349,751)
                                                                                --------------          ---------------
    Net cash provided by (used in) investing activities                                 (6,248)                 (74,418)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (49,882)                  (7,377)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    15,822                       27
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        41,471                    1,497
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       57,293          $         1,524
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         6,210
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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The  preparation  of financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 72 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $102,358 or 66 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 62 percent in gas production and 71 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 9 percent or $.17/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 64 percent or $38,560.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 31 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $92,037 or 39 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 45 percent in gas production and 66 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 22 percent or $.43/MCF partially offset the production declines.

      Associated amortization expense declined 48 percent or $44,106.

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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1990-C, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1997       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer