Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-C LTD
filed 1997-11-12
CIK 869684

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                                 BALANCE SHEETS




                                                                                          September 30,        December 31,
                                                                                              1997                 1996
                                                                                       ---------------     ----------------
                                                                                           (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       52,466       $       41,471
              Nonoperating interests income receivable                                         54,913               46,590
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       107,379               88,061
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,520,168            3,521,496
         Less-Accumulated amortization                                                     (2,957,675)          (2,887,376)
                                                                                       ---------------     ----------------
                                                                                              562,493              634,120
                                                                                       ---------------     ----------------
                                                                                       $      669,872       $      722,181
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,927       $       10,552
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    665,945              711,629
                                                                                       ---------------     ----------------
                                                                                       $      669,872       $      722,181
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996             1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        38,897   $        45,952  $       135,480   $       186,488
   Interest income                                        642                19            1,631                45
                                              ---------------   ---------------  ---------------   ---------------
                                                       39,539            45,971          137,111           186,533
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        23,377            22,116           70,299           113,144
   General and administrative                          11,781             9,652           33,647            31,014
                                              ---------------   ---------------  ---------------   ---------------
                                                       35,158            31,768          103,946           144,158
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         4,381   $        14,203  $        33,165   $        42,375
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .12   $           .39  $           .91   $          1.16
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       33,165          $        42,375
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      70,299                  113,144
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (8,323)                  27,240
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      95,141                  182,759
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                  (38,012)
    Proceeds from sale of nonoperationg interests
      in oil and gas properties                                                          1,328                  312,039
    Increase (decrease) in payable related to excess costs                              (6,625)                (350,103)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (5,297)                 (76,076)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (78,849)                (106,637)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    10,995                       46
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        41,471                    1,497
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       52,466          $         1,543
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         6,210
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

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 15 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $6,792 or 9 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 10 percent or $.25/MCF in gas prices and 16 percent or $3.35/BBL in oil prices had a significant impact on partnership performance. Also, current quarter oil production declined 17 percent when compared to third quarter 1996 oil production, further contributing to decreased revenues.

      Associated amortization expense increased 6 percent or $1,261.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 27 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $98,830 or 32 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 34 percent in gas production and 58 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 14 percent or $.28/MCF partially offset the production declines.

      Associated amortization expense declined 38 percent or $42,845.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1990-C, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer